Form 10-K
period 2011-11-30
TechApp Solutions, Inc.
filed 2012-02-22
CIK 1517591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from November 30, 2010 to November 30, 2011

Commission file number: 333-173533

TECHAPP SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3894920
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 W. California Blvd. #553, Pasadena, CA	91105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 339-7617

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $0 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2012, the Registrant had 10,000,000 outstanding shares of its common stock, $0.001 par value.

Documents incorporated by reference: none

TECHAPP SOLLUTIONS, INC.
FORM 10-K

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Information contained or incorporated by reference in this Annual Report may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other things:

•	our ability to continue as a going concern;

•	our ability to achieve and maintain profitability;

•	the price volatility of the common stock;

•	no trading volume of the common stock as of November 30, 2011 as a result of not having filed the 15c211;

•	our ability to manage and fund our growth;

•	the short period of time we have employed certain of our executive officers and the lack of compensation for officers;

•	our ability to attract and retain qualified personnel;

•	litigation;

•	our ability to do business overseas;

•	our ability to compete with current and future competitors;

•	our short operating history;

•	our ability to obtain additional financing;

•	general economic and business conditions;

•	other risks and uncertainties included in the section of this document titled “Risk Factors”; and

•	other factors discussed in our other filings made with the Commission.

These statements may be found under “Management’s Discussion and Analysis” and “Description of Business,” as well as in other sections of this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward-looking statements.

Third Party Data

This Form 10K also contains estimates and other information concerning our industry, including market size and growth rates, which are based on industry publications, surveys and forecasts, including those generated by us. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. Although we believe the information in these industry publications, surveys and forecasts is reliable, we have not independently verified the accuracy or completeness of the information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors”.

ITEM 1. BUSINESS

TechApp Solutions, Inc. was incorporated in the State of Nevada on November 8th, 2010.  TechApp Solutions, Inc. is a development stage company with a principal business objective of selling computer and mobile device software programs.  The Company plans to have its initial software product be a mobile application for end users using the iPhone/iPod Touch and iPad from Apple, Inc.  The mobile application’s digital content will be customizable by the owner of the content using TechApp Solutions’ desktop application.  This will be of particular interest to artists and professional photographers and videographers who want to have their own iPhone/iPod Touch/iPad application.  We plan to stay on the cutting edge of the constantly changing mobile application market and our goal is to create a quality reputation within the mobile software community and marketplace.  TechApp Solutions conducted research on various marketing venues and plans to sell our initial applications through our own online retail website to professionals who would like their own mobile application and want to control the content (photos, videos, etc.).

Formation History

We were incorporated in Nevada on November 8, 2010, as TechApp Solutions, Inc.  Our principal executive offices are located at 115 W. California Blvd. #553, Pasadena, CA 91105. Our phone number is (206) 339-7617.

Intellectual Property

At the present we do not have any patents or trademarks.

Acknowledging the inherent risks involved in software development, we will assess the need for any patents or trademarks on a continuing basis to protect our main design(s).  Once the process is initiated, designs are initially protected under the Patent Pending Process provision while completing the full patenting process.  This protection will cover the United States, initially, also giving first priority to the European Community.

Government Regulation

We do not require any government approval for our products or services.

Employees

We currently have one employee, our executive officer, Karim Rawji, who currently devotes 10 hours a week to our business and is responsible for the primary operation of our business. There are no formal employment agreements between the company and our current employee.

Principal Offices

Our principal office is located at 115 W. California Blvd. #553, Pasadena, California 91105.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below. Our business, financial condition, results of operations or cash flows could be materially adversely affected by any of these risks. The valuation for the Company could also decline due to any of these risks, and you may lose all or part of your investment. This document also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us described below and elsewhere in this Annual Report. In assessing these risks, you should also refer to the other information contained in this Annual Report, including our financial statements and related notes.

Risks Related To the Company

(1)Our Auditor Has Expressed Substantial Doubt About Our Ability To Continue As A Going Concern.

These financial statements included with this registration statement have been prepared on a going concern basis.    We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern.  Management plans to continue to provide for its capital needs through related party advances.  Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

(2) The  Company’s Needs Could Exceed The Amount Of Time Or Level Of Experience That Our Sole Officer And Director May Have.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense, which is estimated to be the third quarter of operations. Until that time, the responsibility of developing the company's business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Karim Rawji. While Mr. Rawji has business experience including management and software industry experience, but he does not have extensive experience in a public company setting, including serving as a principal accounting officer or principal financial officer. Nor does Mr. Rawji have any experience running a software company.  Mr. Rawji has extensive experience in selling software and financial services, but he has never been an officer or director of a software company.

Mr. Rawji spends at least ten (10) hours per week on the Company’s needs, or about twenty-five (25) percent of his time.  Mr. Rawji also this year started his own management consulting firm, Provectus Reputo, that competes for his time.  We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

(3) Since We Are A Development Stage Company, The Company Has Generated No Revenues And Does Not Have An Operating History.

The Company was incorporated on November 8, 2010; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

(4) We Don’t Have Any Substantial Assets And Are Totally Dependent Upon The Proceeds Of This Offering To Fully Fund Our Business.  If We Do Not Sell The Shares In This Offering We Will Have To Seek Alternative Financing To Complete Our Business Plans Or Abandon Them.

TechApp Solutions, Inc. has limited capital resources. To date, the Company has funded its operations from limited funding and has not generated any cash from operations to be profitable.  Unless the Company begins to generate sufficient revenues to finance operations as a going concern, TechApp Solutions, Inc. may experience liquidity and solvency problems.  Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available. No known alternative resources of funds are available to TechApp Solutions, Inc. in the event it does not have adequate proceeds from this offering.

(5) We Cannot Predict When Or If We Will Produce Revenues, Which Could Result In A Total Loss Of Your Investment If We Are Unsuccessful In Our Business Plans.

We have not sold any software to date and have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise our initial capital through this offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of this offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

(6) Our performance depends on market acceptance of our products.

The ability to develop software applications that the market finds desirable and willing to purchase is critically important to our success. We cannot be certain that mobile device and desktop software products that we offer will be appealing to the market and as a result there may not be any demand and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter, or develop new software products in the future that the market’s demand for these will develop and this could adversely affect our business and any possible revenues.

(7) We depend on strategic marketing relationships.

We expect our future marketing efforts will focus in part on developing business relationships with companies that seek to augment their businesses by offering our products to their customers. Our inability to enter into and retain strategic relationships, or the inability of such companies to effectively market our products, could materially and adversely affect our business, operating results and financial condition.

(8) We Are Dependent On The Services Of A Certain Key Employee And The Loss Of His Services Could Harm Our Business.

Our success largely depends on the continuing services of our Chairman and Chief Executive Officer, Karim Rawji.  His past experience to lead and nurture small and start-up companies makes the Company dependent on his abilities.  Our continued success also depends on our ability to attract and retain qualified personnel.  We believe that Mr. Rawji possesses valuable industry and business development knowledge, experience and leadership abilities that would be difficult in the short term to replicate.  The loss of him as a key employee could harm our operations, business plans and cash flows.

(9) Rapidly changing technology and substantial competition may adversely affect our business.

Our business is subject to rapid changes in technology. We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive. We compete with a number of software design companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than us. We can provide no assurances that we will be successful in marketing our existing products and developing and marketing new products in such a manner as to be effective against our competition. If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

(10) Defects in our software products may adversely affect our business.

Complex software such as the software developed by TechApp Solutions, Inc. may contain defects when introduced and also when updates and new versions are released. Our introduction of software with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

(11) The Software Industry Is Highly Competitive.  If We Cannot Develop And Market Desirable Software Products That The Public Is Willing To Purchase, We Will Not Be Able To Compete Successfully.  Our Business May Be Adversely Affected And We May Not Be Able To Generate Any Revenues.

TechApp Solutions, Inc. has many potential competitors in the mobile device and desktop computer software industry.  We consider the competition is competent, experienced, and they have greater financial and marketing resources than we do at the present. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the development, sales, and marketing of their products than are available to us.

Some of the Company’s competitors also offer a wider range of software products; have greater name recognition and more extensive customer bases than the Company.  These competitors may be able to respond more quickly to new or changing opportunities, customer desires, as well as undertake more extensive promotional activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than the Company.  Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their visibility.  The Company expects that new competitors or alliances among competitors have the potential to emerge and may acquire significant market share.  Competition by existing and future competitors could result in an inability to secure adequate market share sufficient to support TechApp Solutions’ endeavors.  TechApp Solutions cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.  As a result, you may never be able to liquidate or sell any shares you purchase in this offering.

(12) Our Growth May Require Additional Capital, Which May Not Be Available.

TechApp Solutions, Inc. has limited capital resources. Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force TechApp Solutions, Inc. to cease operations if additional financing is not available. No known alternative resources of funds are available to TechApp Solutions, Inc. in the event it does not have adequate proceeds from this offering.

Risks Related To This Offering

(13) We Are Selling This Offering Without An Underwriter And May Be Unable To Sell Any Shares.  Unless We Are Successful In Selling The Minimum Of The Shares And Receiving The Proceeds From This Offering, We May Have To Seek Alternative Financing To Implement Our Business Plans And You Would Receive A Return Of Your Entire Investment.

This offering is self-underwritten on a best-efforts, all-or-none basis.  No broker-dealer has been retained as an underwriter to sell the shares and no broker-dealer is under any obligation to purchase any shares of our common stock.  There are no firm commitments to purchase any of the shares in this offering.  We intend to sell them through our officer and director, who will receive no commissions.  He will offer the shares to friends, relatives, acquaintances and business associates; however, there is no guarantee that he will be able to sell any of the shares. In the event we do not sell all of the shares before the expiration date of the offering, all funds raised will be promptly returned to the investors, without interest or deduction.

(14) Due To The Lack Of A Trading Market For Our Securities, You May Have Difficulty Selling Any Shares You Purchase In This Offering.

There is presently no demand for our common stock and no public market exists for the shares being offered in this prospectus. We plan to contact a market maker immediately following the effectiveness of this Registration Statement and apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between TechApp Solutions, Inc. or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

(15) Investors In This Offering Will Bear A Substantial Risk Of Loss Due To Immediate And Substantial Dilution.

The principal shareholder of TechApp Solutions, Inc. is Karim Rawji who also serves as its Director, President, Secretary, and Treasurer.  Mr. Rawji acquired 10,000,000 restricted shares of TechApp Solutions, Inc. common stock at a price per share of $0.001 for a $10,000 equity investment.  Upon the sale of the common stock offered hereby, the investors in this offering will experience an immediate and substantial “dilution.”  Therefore, the investors in this offering will bear a substantial portion of the risk of loss. Additional sales of the Company’s common stock in the future could result in further dilution. Please refer to the section titled “Dilution” herein.

(16)  Purchasers In This Offering Will Have Limited Control Over Decision Making Because Karim Rawji, TechApp Solutions, Inc.’s Officer, Director, And Shareholder Controls All Of TechApp Solutions, Inc. Issued And Outstanding Common Stock.

Presently, Karim Rawji, TechApp Solutions Inc.’s Director, President, Secretary, and Treasurer beneficially owns 100% of the outstanding common stock. Because of such ownership, investors in this offering will have limited control over matters requiring approval by TechApp Solutions, Inc. security holders, including the election of directors. Mr. Rawji would retain 71.4% ownership in TechApp Solutions, Inc. common stock assuming the maximum offering is attained.  Such concentrated control may also make it difficult for TechApp Solutions, Inc. stockholders to receive a premium for their shares of TechApp Solutions, Inc. common stock in the event the Company enters into transactions which require stockholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of TechApp Solutions, Inc. For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director for cause, which could make it more difficult for a third party to gain control of the Board of Directors. This concentration of ownership limits the power to exercise control by the minority shareholders.

(17)  We Will Incur Ongoing Costs And Expenses For SEC Reporting And Compliance.  Without Revenue We May Not Be Able To Remain In Compliance, Making It Difficult For Investors To Sell Their Shares, If At All.

Our business plan allows for the estimated $5,500 cost of this Registration Statement to be paid from our cash on hand. We plan to contact a market maker immediately following the effectiveness of this Registration Statement and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. We estimate that the cost to remain in compliance for 12 months by filing all necessary forms in a timely fashion will be approximately $12,000. The principal costs we anticipate for the next 12 months related to becoming a public reporting company will be for retaining an independent accounting firm (approximately $7,500) and attorneys (approximately $5,000) to assist with the preparation of our financial statements and our disclosures for inclusion with our public filings. We have budgeted only $3,500 from our use of proceeds to apply to the anticipated legal and accounting expenses.  Accordingly, we may experience a capital deficiency of $8,500 to pay such estimated expenses.  There can be no assurances that we will be able to acquire capital from any other source to pay for these anticipated expenses.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

(18) There Has Been No Independent Valuation of the Stock, Which Means That the Stock May Be Worth Less Than the Purchase Price.

The per share purchase price has been arbitrarily determined by us without independent valuation of the shares.   The price per share in the recent sale of our stock to our founder, Karim Rawji was at par value ($0.001), and was not based on perceived market value, book value, or other established criteria and bears no relationship the price per share in this offering.  We did not obtain an independent appraisal opinion on the valuation of the shares.  Accordingly, the shares may have a value significantly less than the offering price and the shares may never obtain a value equal to or greater than the offering price.

(19) Our CEO, Mr. Rawji, has no experience as an officer or director of a software company and may not be able implement our business plan or generate any revenue from sales of our products.

Mr. Rawji does not have experience running a mobile device and desktop software solutions company and has never been an officer or director of a software company.  Accordingly, Mr. Rawji may not be able to implement our plan or generate any revenue from the sale of our intended products.  There can be no assurance that we will be able to attract and hire officers or directors with experience in the software industry to implement the business plan in the event that Mr. Rawji is otherwise unsuccessful in doing so.

(20) Our attorney is also serving as our escrow agent, which may present potential conflict of interest regarding this relationship since our escrow agent is not an independent third party.

Our attorney is also serving as our escrow agent and, therefore, this relationship may present potential conflict of interest since our attorney is acting in both capacities. As our attorney, Clifford Hunt has a responsibility to carry out his duties in an honest and businesslike manner and within the scope of his authority. As our escrow agent, Clifford Hunt will be entrusted with and responsible for the oversight of our assets and investor funds deposited into escrow. This dual role may present a potential conflict of interest and we cannot provide any assurances that the best interests of investors will be observed. Pursuant to the terms of the Escrow Agreement, Mr. Hunt will be paid $1,000.00 from the proceeds of the Offering for serving as the escrow agent.

(21) This offering is being conducted on an “all or none” basis with the requirement that all investor subscription proceeds held in escrow shall be promptly returned to the subscriber investor in the event that all 4,000,000 shares in the offering are not sold at the offering price within 180 days of the effective date of this registration statement and all proceeds of the offering are not received by the Company within 20 days after termination of the offering.

This offering is self-underwritten on a best-efforts, all-or-none basis.  No broker-dealer has been retained as an underwriter to sell the shares and no broker-dealer is under any obligation to purchase any shares of our common stock.  There are no firm commitments to purchase any of the shares in this offering.  We intend to sell them through our officer and director, who will receive no commissions.  He will offer the shares to friends, relatives, acquaintances and business associates; however, there is no guarantee that he will be able to sell any of the shares. This offering shall terminate 180 days from the date the registration statement is declared effective by the SEC.  In the event we do not sell all 4,000,000 of the shares at the price of $.01 per share and collect all proceeds due from the sale of the shares before the termination of the offering, all funds raised will be promptly returned to the investors, without interest or deduction. Accordingly, your subscription proceeds will be held in a non-interest bearing escrow account for the duration of the offering and in the event the Offering is not completely sold, your proceeds will be returned to you without your ever acquiring any shares in the offering.

(22) Until we register a class of our securities under Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”), we will only be subject to the periodic reporting obligations imposed by Section 15(d) of the Exchange Act.

Upon our registration statement being declared effective, it is our intention file Form 8-A with the Commission to register our class of common stock pursuant to Section 12 of the Securities Exchange Act of 1934. However, until such time as we register a class of our securities under Section 12 of the Securities Exchange Act of 1934, we will only be subject to the periodic reporting obligations imposed by Section 15(d) of the Exchange Act. Accordingly, we will not be subject to the proxy rules, Section 16 short-swing profit provisions, going-private regulation, beneficial ownership reporting, the bulk of the tender offer rules and the reporting requirements of Section 13 of the Exchange Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property.  Our business is presently operated from the residence of our President located at 115 W. California Blvd. #553, Pasadena, CA 91105.  Mr. Rawji, the sole officer and director of the Company provides the office space free of charge and no lease exists.  We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

As of November 30, 2011 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

Transfer Agent

Our transfer agent is New York Stock Transfer, LLC.  Their address is 25 Laurel Place, West Caldwell, NJ 07006-7717.

Their phone number is (864) 697-8552.

Holders

As of November 30, 2011 there was approximately 1 shareholder of record of our common stock.

Dividend Policy

We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future to the holders of our common stock. We intend to retain future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

None.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during 2011.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

BUSINESS OVERVIEW

TechApp Solutions, Inc. is a development stage software development company located in Pasadena, California.  The company intends for its initial software products to include customizable applications for Apple’s iPhone, iPad, and iPod Touch mobile devices.  The ability for the end user to control the content of their mobile application could position the Company among larger companies in a competitive market.  We plan to stay on the cutting edge of the constantly changing mobile software market and to create a reputation with the consumer of providing easy to use and attractive applications with the features that consumers desire.  This market dictates that new software features and updates be introduced on a regular basis, which is our long-term strategy.

Our initial software product is planned to be the framework and basic code for an iPhone/iPod Touch/iPad application that can be used as a template for essentially an infinite number of mobile applications.  By building the engine and template in advance and then using the same basic code over and over, the Company avoids the high cost of development for each new application.  Each new customer would have a set of features to choose from and then would provide the necessary content for the Company to customize an application for their business.

The Company would generate the engine/code/template and then customize it for each mobile application, thus providing a solution for small businesses to have their own iPhone application for a fraction of the cost of developing from scratch.  Clients could choose from a variety of features including but not limited to:

•	Custom graphics throughout the application (home screen, icons, buttons, etc)

•	Video content

•	Audio content

•	Photo content

•	Maps and contact information

•	Links to external websites

•	Connections to social networking for use of content from popular sites like Twitter, Facebook, and MySpace

•	eCommerce for purchases from within application, or link to online store

In addition to the customized mobile application, our clients will receive a customized publishing application (PC-based initially with Mac version coming later) to manage the content in their app.  To update, add, or delete content, the customer uses the publishing application, which in turn communicates with the central server where the content is hosted and the updates will be made to the app the next time it is launched.

We believe that with the growth of Apple’s App Store, small businesses with exclusive content, like photographers, videographers, and musicians should consider offering their own iPhone/iPod Touch/iPad application as part of their marketing strategy.  By offering them that opportunity at a price less than it would cost for another company to develop the application from scratch, we are hopeful that TechApp Solutions, Inc. will stand out in the competitive mobile software application market.

Our President, Mr. Rawji, has been interviewing potential software developers to bring into the project but currently the Company has no written agreements or contracts in place with any software developers or designers.  Our target market for our initial software application is professional videographers, photographers, and musical bands/groups that desire their own iPhone/iPod Touch/iPad application as part of their marketing efforts.

Acknowledging the inherent risks involved in software development, we will assess the need for any patents or trademarks on a continuing basis to protect our main applications.  Once the process is initiated, applications are initially protected under the Patent Pending Process provision while completing the full patenting process.  This protection will cover the United States, initially, also giving first priority to the European Community.

REVENUES

TechApp Solutions, Inc. just completed successful registration of its S-1 Registration and is currently working to complete the offering for the initial sale of 4,000,000 common shares.  We do not yet have any revenues.

Our long-term marketing activities will include traditional product marketing functions such as production of both hardcopy and on-line product and company promotional material, gathering of customer input for new product features and creation of sales product demonstrations in the future. As a long-term goal, we hope to generate awareness of our company and sales leads for our products through print and web-based advertising, and consumer events such as trade shows for new technologies and software providers. Additionally, we plan to build and maintain an extensive web site that is used to educate our customers and prospects about our products and services.

However, it should be noted that there may not be enough revenues from online marketing to completely fund either advertising or consumer event marketing campaigns.  Again, these may be partially or completely dependent on future financing and thus may not occur.

COST OF SALES

The Company plans to initially focus its effort of distribution through online sales directly to the consumer.  With our limited resources, the cost efficiencies involved in online sales is our targeted method for the distribution of our products.  The company has secured a distinctive URL (web address) in www.techappsolutionsinc.com.  A portion of the funds raised by this offering (see “Use of Proceeds”) will go toward developing our website. We have used the Price Quote Calculator at WebPageFX (www.webpagefx.com) to estimate the cost of a fully functioning website with ecommerce functionality to be between $5,000 and $9,000.  While it is possible that the costs for a fully functional website could greatly exceed $5,000 to $9,000, we believe that we can have a third party web development company build a website to our specifications that will generate revenues for a price in that range.  Such a website would be comprised of company information, every product that we offer, and the ability to generate significant sales. Currently, the company does not have a website in place but desires to build a website upon completion of this offering.  The proposed website would additionally include efforts by the Company to engage in SEO (Search Engine Optimization) and cross-marketing/linking with other software-related websites to drive traffic to www.techappsolutionsinc.com.  At this time, no other websites or companies have been engaged, negotiated with, or contracted to participate in cross-linking or cross-marketing with the Company with regard to website related activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses consist primarily of professional fees, marketing and channel support costs, and other infrastructure costs such as insurance, information technology, and website development.

LIQUIDITY AND CAPITAL RESOURCES

We have not generated positive cash flows from operating activities. The primary source of capital will be from the sale of equity securities. Our primary use of capital has been for professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities.

As of November 30, 2010, the Company had $10,000 in cash and assets.  As of November 30, 2011, the company had $2,296 in cash and assets.

During the year ended November 30, 2011, net cash used in operating activities was $7,704.

Financings, if available, may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than earlier investor’s prices. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our securities. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which would harm our ability to grow our business. The Company needs an immediate cash infusion that if not received could mean that current operations may cease.

ECONOMY AND INFLATION

We have not experienced any significant cancellation of orders due to the downturn in the economy nor customer requested delays in delivery or production of orders in process.

Our management believes that inflation has not had a material effect on our results of operations to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

The significant accounting policies followed are:

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Policies: Recent Accounting Standards” in Part II, Item 8 of this Form 10- K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements
As of November 30, 2011 and 2010
and the Period November 8, 2010 (Date of Inception)
through November 30, 2011 and 2010
Contents

Financial Statements:

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TechApp Solutions, Inc.:

I have audited the balance sheets of TechApp Solutions, Inc. as of November 30, 2011 and 2010 and the related statements of operations, changes in stockholder’s equity, and cash flows for the year  ended November 30, 2011 and for the periods November 8, 2010 (date of inception) through November 30, 2011 and 2010.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of TedhApp Solutions, Inc. as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the year ended November 30, 2011 and for the periods November 8, 2010 (date of inception) through November 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
February 15, 2012

TechApp Solutions, Inc.
(A Development Stage Corporation)
Balance Sheets

	November 30, 2011	November 30, 2010

ASSETS:

Current Assets:

Cash and cash equivalents	$2,296	$10,000

Total Current Assets	2,296	10,000

TOTAL ASSETS	$2,296	$10,000

LIABILITIES AND STOCKHOLDER’S EQUITY:

Current Liabilities:

Accounts payable and accrued expenses	3,660	--

Total Current Liabilities	3,660	--

TOTAL LIABILITIES:	3,660	--

Stockholder’s Equity:

Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	--	--

Common stock; $.001 par value; 70,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during development stage	(11,364)	--

TOTAL STOCKHOLDER’S EQUITY:	(1,364)	10,000

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY:	$2,296	$10,000

The Accompanying notes are an integral part of the financial statements

TechApp Solutions, Inc.
(A Development Stage Corporation)
Statements of Operation

For the Year Ended November 30, 2011 and for the Periods from
November 08, 2010 (date of inception) through November 30, 2010 and 2011

	For the Year ended Nov. 30, 2011	For the Period Nov. 8, 2010 (date of inception) though Nov. 30, 2010	For the Period Nov. 8, 2010 (date of inception) though Nov. 30, 2011

Revenue:	$--	$--	$--

Operating Expenses:
Professional	9,170	--	9,170
General & administrative	2,194	--	2,194

Total operating expenses	11,364	--	11,364

Net Loss	$(11,364)	$--	$(11,364)

Net loss per common share, basic and diluted	$(0.00)	$--	$(0.00)

Weighted average number of common shares, basic and diluted, outstanding	10,000,000	--	10,000,000

The accompanying notes are an integral part of the financial statements.

TechApp Solutions, Inc.
(A Development Stage Corporation)
Statement of Stockholder’s Equity

For the Period November 08, 2010 (date of inception) through November 30, 2011

	Common Stock		Capital in excess of	Accumulated	Total Stockholder’s
	Shares	Amount	Par Value	Deficit	Equity

Balance November 08, 2010 (date of inception)	--	$--	$--	$--	$--

Issuance of common stock for cash (November 08, 2010)	10,000,000	10,000	--	--	10,000

Net loss for the period Nov. 08, 2010 (date of inception) through November 30, 2010	--	--	--	--	--

Balance, November 30, 2010	10,000,000	$10,000	$--	$--	$10,000

Net loss	--	--	--	(11,364)	(11,364)

Balance, November 30, 2011	10,000,000	$10,000	$--	(11,364)	$(1,364)

The accompanying notes are an integral part of the financial statements.

TechApp Solutions, Inc.
(A Development Stage Corporation)
Statements of Cash Flows

For the Period November 08, 2010 (date of inception) through November 30, 2011

	For the Year Ended November 30, 2011	For the Period Nov. 08, 2010 (date of inception) through Nov. 30, 2010	For the Period Nov. 08, 2010 (date of inception) through Nov. 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(11,364)	$--	$(11,364)

Adjustment to reconcile Net Income to net cash provided by operations:

Accrued expenses	3,660	--	3,660

Net Cash Used In Operating Activities	(7,704)	--	(7,704)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	--	10,000	10,000

Net Cash Provided by Financing Activities	--	10,000	10,000

Net increase (decrease) in cash and cash equivalents	(7,704)	10,000	(7,704)

Cash and cash equivalents, beginning of period	10,000	--	--

Cash and cash equivalents, end of period	$2,296	$10,000	$2,296

SUPPLIMENTAL CASH FLOW INFORMATION:

Cash paid during the year for interest	$--	$--	$--

Cash paid during the year for taxes	$--	$--	$--

The accompanying notes are an integral part of the financial statements.

TechApp Solutions, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the year ended November 30, 2011 and 2010 and for the
period from November 8, 2010 (Date of Inception) through November 30, 2011 and 2010

1. Background Information.

TechApp Solutions, Inc. is a development stage software development company located in Pasadena, California.  The company intends for its initial software products to include customizable applications for Apple’s iPhone, iPad, and iPod Touch mobile devices.  The ability for the end user to control the content of their mobile application could position the Company among larger companies in a competitive market.  We plan to stay on the cutting edge of the constantly changing mobile software market and to create a reputation with the consumer of providing easy to use and attractive applications with the features that consumers desire.  This market dictates that new software features and updates be introduced on a regular basis, which is our long-term strategy.

Our initial software product is planned to be the framework and basic code for an iPhone/iPod Touch/iPad application that can be used as a template for essentially an infinite number of mobile applications.  By building the engine and template in advance and then using the same basic code over and over, the Company avoids the high cost of development for each new application.  Each new customer would have a set of features to choose from and then would provide the necessary content for the Company to customize an application for their business.

The Company would generate the engine/code/template and then customize it for each mobile application, thus providing a solution for small businesses to have their own iPhone application for a fraction of the cost of developing from scratch.  Clients could choose from a variety of features.

2. Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended November 30, 2011, the Company has had no operations. As of November 30, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies.

The significant accounting policies followed are:

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Research and development expenses - Expenditures for research, development, and engineering of products are expensed as incurred.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue and cost recognition – The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising Costs - The Company’s policy regarding advertising is to expense advertising when incurred.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti*dilutive and thus are excluded from the calculation. At November 30, 2011, the Company did not have any potentially dilutive common shares.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

4. Income Taxes.

There is no current or deferred income tax expense or benefit for the period from November 08, 2010 (date of inception) through November 30, 2010, or for the year ended November 30, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	For the Year Ended Nov. 30, 2011	For the Period Nov. 08, 2010 (date of inception) through Nov. 30, 2010

Tax benefit at U.S. statutory rate	$3,864	$--

State income tax benefit, net of federal benefit	341	--

Valuation allowance	$(4,205)	$--

Tax benefit	$--	$--

The Company did not have any temporary differences for the period from November 08, 2010 (date of inception) through November 30, 2011.

5. Stock Subscription and Related Party Transactions

On November 8, 2010, the Company sold 10,000,000 shares of its $0.001 common stock to an officer of the Company for a $10,000 stock subscription receivable.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at November 30, 2011, such disclosure controls and procedures were effective due to the material weakness identified by the Company’s CEO and CFO discussed below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting were effective as of November 30, 2011.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this Annual Report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Directors and Executive Officers

Name	Age	Position
Karim Rawji	34	President, Secretary and Chairman of the Board of Directors (1)

(1) Mr. Rawji will serve as a director until the next annual shareholder meeting.

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies.  No date for the next annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors.  The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

Background of Executive Officers and Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

KARIM RAWJI, PRESIDENT, SECRETARY AND CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Rawji has over 12 years of experience in sales and marketing, product development, raising capital and company development. Upon completion of his bachelors of science in business administration, Mr. Rawji elected to start his career with Automated Data Processing (ADP). After dedicating six years to ADP, Mr. Rawji decided to seek out a new challenge by working in the financial services field by joining Prometheus Financial Group in May of 1999, where he helped raise initial funding for US CoLo, (revenues exceeding 20MM). Mr. Rawji was recruited away and joined BI Worldwide in June 2007, where he brought his sales and managerial experience to their west coast operations. His clients included several of Fortune’s 500 top companies which he developed business relationships with and increased company sales. Mr. Rawji then left BI Worldwide in July 2008 to join Mane Decessus, Inc., an asset management firm, as Vice President. After two years at Mane Decessus, Mr. Rawji was promoted to Managing Director of the firm and in September 2010 started a management-consulting firm, Provectus Reputo, Inc. to pursue his goal of having his own firm.

Due to Mr. Rawji’s executive leadership and his experience in the financial industry, the Company believes he will be an asset to the Board and a complement to the Executive team.  Mr. Rawji is currently married and spends his free time golfing.

Directors and Executive Officers

The following are the Company’s directors and executive officers:

•	Karim Rawji, CEO, President, Chief Accounting Officer, Chairman of the Board of Directors

Non-Employee Directors

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been, during the past ten years:

(i) involved in any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(ii) convicted of any criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iii) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities, futures, commodities or banking activities;

(iv) found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

(v) found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reverse, suspended, or vacated;

(vii) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, related to an alleged violation of securities or commodities law or regulation; any law or regulation respecting financial institutions or insurance companies; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(viii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspending or vacated, of any self-regulatory any registered entity of the Commodity Exchange Act or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws.  This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2010.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each other executive officer other than our principal executive officer and principal financial officer for the fiscal years ended November 30, 2011 and 2010. The amounts represented in the “Options Award” column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

Summary Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Nonqualified	All other
				Stock	Option	Nonequity	deferred	compen-
Name and principal position	Year	Salary ($)	Bonus ($)	Awards ($)	Award(s) ($)	incentive plan compensation($)	compensation earnings($)	sation ($)	Total ($)

Karim Rawji (1), President,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the Board of Directors

(1) There is no employment contract with Mr. Rawji at this time.  Nor are there any agreements for compensation in the future.  A salary and stock options and/or warrants program may be developed in the future.

Narrative Disclosure to Summary Compensation Table Employment Agreements

None.

Officer Employment Agreement

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date of this prospectus as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all of the shares of common stock shown as beneficially owned by the shareholder.

The address for each of the persons named below is 115 West California Blvd. #553, Pasadena, CA 91105, unless otherwise indicated.

Applicable percentage ownership in the following table is based on approximately 10,000,000 shares of common stock outstanding as of November 30, 2011 plus, for each individual, any securities that individual has the right to acquire within 60 days of November 30, 2011.

Name of Beneficial Owner	Common Stock Beneficially Owned Number of Shares of Common Stock	Percentage of Class
Karim Rawji	10,000,000	100.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed for the years ended November 30, 2011 and 2010 was $2,750 and $0, respectively. Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s Form S-1 and subsequent filings.

Audit-Related Fees

None.

Tax Fees

None

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee. The appointment of Peter Messineo, CPA was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience. When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

No. Exhibit

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHAPP SOLUTIONS, INC.

Dated: February 22, 2012	By:	/s/ Karim Rawji
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)