Form 10-Q
period 2012-02-29
TechApp Solutions, Inc.
filed 2012-04-10
CIK 1517591

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-173533

TECHAPP SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-3894920
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

115 W. California Blvd. #553 Pasadena, CA 91105
(Address of principal executive offices)

(206) 339-7617
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

There were 10,000,000 shares of the Registrant’s $0.001 par value common stock outstanding as of February 29, 2012.

TechApp Solutions, Inc.
(A Development Stage Company)

PART I—FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents that we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

Item 1.  Financial Statements

TechApp Solutions, Inc.
(A Development Stage Corporation)

Financial Statements
As of February 29, 2012 (unaudited)
and the Period November 8, 2010 (Date of Inception)
through February 29, 2012 (unaudited)

Contents
Financial Statements:

TechApp Solutions, Inc.
(A Development Stage Corporation)
Balance Sheets

	February 29, 2012	November 30, 2011
	(Unaudited)	(Audited)
ASSETS:

Current Assets:

Cash and cash equivalents	$476	$2,296

Total Current Assets	476	2,296

TOTAL ASSETS	$476	$2,296

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY:

Current Liabilities:

Accounts payable and accrued expenses	5,187	3,660

Total Current Liabilities	5,187	3,660

TOTAL LIABILITIES:	5,187	3,660

Stockholder’s Equity:

Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	--	--

Common stock; $.001 par value; 70,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000

Accumulated deficit during development stage	(14,711)	(11,364)

TOTAL STOCKHOLDER’S (DEFICIT) EQUITY:	(4,711)	(1,364)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY:	$476	$2,296

The accompanying notes are an integral part of the financial statements

TechApp Solutions, Inc.
(A Development Stage Corporation)
STATEMENTS OF OPERATION (Unaudited)

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	For the Period Nov. 08, 2010 (date of inception) through Feb. 29, 2012
Revenue:	$--	$--	$--

Operating Expenses:
Professional	2,380	1,125	11,550
General & administrative	967	500	3,161

Total operating expenses	3,347	1,625	14,711

Net Loss	$(3,347)	$(1,625)	$(14,711)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares, basic and diluted, outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

TechApp Solutions, Inc.
(A Development Stage Corporation)
Statement of Stockholder’s Equity
For the Period November 08, 2010 (date of inception) through February 29, 2012

	Common Stock		Capital in excess of	Accumulated	Total Stockholder’s
	Shares	Amount	Par Value	Deficit	Equity
Balance November 08, 2010 (date of inception)	--	$--	$--	$--	$--

Issuance of common stock for cash (November 08, 2010)	10,000,000	10,000	--	--	10,000

Net loss for the period Nov. 08, 2010 (date of inception) through November 30, 2010	--	--	--	--	--

Balance, November 30, 2010	10,000,000	$10,000	$--	$--	$10,000

Net Loss	--	--	--	(11,364)	(11,364)

Balance, November 30, 2011	10,000,000	$10,000	$--	$(11,364)	$(1,364)

Net Loss (Unaudited)				(3,347)	(3,347)

Balance, February 29, 2012 (Unaudited)	10,000,000	$10,000	$--	$(14,711)	$(4,711)

The accompanying notes are an integral part of the financial statements.

TechApp Solutions, Inc.
(A Development Stage Corporation)
STATEMENT OF CASH FLOWS (Unaudited)

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	For the Period Nov. 08, 2010 (date of inception) through Feb. 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(3,347)	$(1,625)	$(14,711)

Adjustment to reconcile Net Income to net cash provided by operations:

Accrued expenses	1,527	--	5,187

Net Cash Used In Operating Activities	(1,820)	(1,625)	(9,524)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	--	--	10,000

Net Cash Provided by Financing Activities	--	--	10,000

Net increase (decrease) in cash and cash equivalents	(1,820)	(1,625)	(9,524)

Cash and cash equivalents, beginning of period	2,296	10,000	--

Cash and cash equivalents, end of period	$476	$8,375	$476

SUPPLIMENTAL CASH FLOW INFORMATION:

Cash paid during the year for interest	$--	$--	$--

Cash paid during the year for taxes	$--	$--	$--

The accompanying notes are an integral part of the financial statements.

TechApp Solutions, Inc.
(A Development Stage Corporation)
Notes to Financial Statements
For the Period from November 8, 2010 (Date of Inception) through February 29, 2012

1. Background Information.

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 29, 2012, (b) the financial position at February 29, 2012 and (c) cash flows for the six month period ended February 29, 2012, have been made. The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form S-1/A for the fiscal year ended November 30, 2010. The results of operations for the three and six month period ended February 29, 2012 are not necessarily indicative of those to be expected for the entire year.

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended February 29, 2012, the Company has had no operations. As of February 29, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies.

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in our Form 10-Q now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Revenue and cost recognition - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti*dilutive and thus are excluded from the calculation. At February 29, 2012, the Company did not have any potentially dilutive common shares.

Financial instruments - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On November 8, 2010, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables. This new guidance impacts the determination of when the individual deliverables, included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The adoption of this guidance will not have a material effect on the financial statements.

In January 2010, the FASB issued new guidance, which improves disclosures about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company is evaluating the impact of this guidance on its financial statements and does not expect this new guidance to have a material effect on the financial statements.

In February 2010, the FASB issued updated guidance to address certain implementation issues related to an entity’s requirements to perform and disclose subsequent events. This update requires SEC filers to evaluate subsequent events through the date the financial statements were issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance, and did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Income Taxes.

There is no current or deferred income tax expense or benefit for the periods ending February 29, 2012 and February 28, 2011 and for the period from November 08, 2010 (date of inception) through February 29, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	For the Three Months Ended February 29, 2012	For the Three Months Ended February 28, 2011	For the Period Nov. 08, 2010 (date of inception) through Feb. 29, 2012
	(unaudited)	(unaudited)	(unaudited)

Tax benefit at U.S. statutory rate	$1,138	$553	$5,002

State income tax benefit, net of federal benefit	100	49	441

Valuation allowance	$(1,238)	$(602)	$(5,443)

Tax benefit	$--	$--	$--

The Company did not have any temporary differences for the period from November 8, 2010 (date of inception) through February 29, 2012.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Information

Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “may,”“will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company’s unaudited financial statements and related notes included elsewhere herein.

The Company’s future operating results may be affected by various trends and factors, which are beyond the Company’s control. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our Form S-1/A filed with the Commission on September 20, 2011. We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Commission could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Overview

TechApp Solutions was incorporated in the State of Nevada on November 8th, 2010.  TechApp Solutions, Inc. is a development stage software development company located in Pasadena, California.  The company intends for its initial software products to include customizable applications for Apple’s iPhone, iPad, and iPod Touch mobile devices.  The ability for the end user to control the content of their mobile application could position the Company among larger companies in a competitive market.  We plan to stay on the cutting edge of the constantly changing mobile software market and to create a reputation with the consumer of providing easy to use and attractive applications with the features that consumers desire.  This market dictates that new software features and updates be introduced on a regular basis, which is our long-term strategy.

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

The Company currently has not developed or sold any products but is in the development stage for its products. Without sufficient additional financing, the Company will not be able to complete the development or introduce its software to the market and may have to discontinue operations.

Liquidity and Capital Resources

We have not generated positive cash flows from operating activities. The primary source of capital has been from the sale of equity securities. Our primary use of capital has been for professional fees, and general and administrative costs. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. We expect that working capital requirements will be funded through a combination of our existing funds, cash flow from operations and issuance of equity and debt securities.

As of February 29, 2012, the Company had $476 in cash and total assets compared to $10,000 in cash and total assets as of November 30, 2010.

During the three months ended February 29, 2012, net cash used in operating activities was $1,820.

On November 8, 2010 the Company issued 10,000,000 shares to an Officer and Director for total proceeds of $10,000. Without sufficient additional financing, the Company will not be able to complete the development and introduce its software to the market and may have to discontinue operations.

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

Requirement for Additional Capital

As of February 29, 2012, the Company had $476 in cash and total assets compared to $10,000 in cash and total assets as of November 30, 2010.

During the three months ended February 29, 2012, net cash used in operating activities was $1,820.

On November 8, 2010 the Company issued 10,000,000 shares to an Officer and Director for total proceeds of $10,000. Without sufficient additional financing, the Company will not be able to complete the development and introduce its software to the market and may have to discontinue operations.

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

We plan to complete our milestones as follows:

0- 3 MONTHS

Management will concentrate on the completion of the Registration Statement as well as utilizing third party experts for graphical design and beginning software development of the mobile and PC-based software applications.  We estimate this will cost approximately $5,000 and have budgeted this cost in the Wages/Contractor line item in the Use of Proceeds.  At this time, no verbal or written contracts have been made with any third parties. We also plan to continue with software development of current designs and estimate this will cost approximately $2,000 and this amount is budgeted in the Product Development line item in the Use of Proceeds.  TechApp Solutions also plans to explore online marketing options and interview software and web developers.  The Company does not anticipate any fees associated with these duties and if any costs do arise they will come from the Working Capital line item in the Use of Proceeds.

4-6 MONTHS

During months 4-6 the Company will focus on developing our Online Marketing Website. TechApp Solutions has secured the domain name www.techappsolutionsinc.com. According to the Price Quote Calculator at Webpage FX (www.webpagefx.com), corporate websites like the one that we desire start at around $3,000 if we utilize US Developers. We have decided to keep the design to a minimum and as such the cost would be approximately $3,000 and is budgeted in the Sales and Marketing line item of the Use of Proceeds. The site that is planned will provide for easy navigation, display of all products, and concise company information and will be a fully functional website. The Company will continue to design and develop its mobile and PC-based software applications during this period as well. We have budgeted $6,000 from Wages/Contractor line item to address this item. The Company plans to start negotiations for an online merchant account during this timeframe.

7-9 MONTHS

During this period we anticipate software development costs to decrease and the costs of software testing, Quality Assurance and Marketing costs to increase.  These costs are approximated at $5000 are budgeted in the Product Development line item of the Use of Proceeds.  We anticipate that our website’s initial design will be complete but we will want to add E-Commerce to the site during this period.  The website will integrate a “shopping cart” for online sales and we will determine online marketing venues such as Google, Amazon and other vertical market venues such as software sites like www.software.com where we potentially could be listed among software titles from other companies. Based on the website resource mentioned above, the Price Quote Calculator at http://www.howmuchdoesawebsitecost.com/, the price difference from a basic designed website and an E-Commerce-enabled site is approximately $2,000.  The Company estimates it will cost approximately $2,000 for this project and this budgeted in the Sales and Marketing line item of the Use of Proceeds. Once the ecommerce functionality is added to the Company’s website, the website will be able to display company information, all products, and be robust enough to generate significant online sales.  While it is possible that the cost to build a fully functional website could greatly exceed $9,000, we are confident that the budgeted $5,000 to $9,000 for the website is sufficient and will provide us with a website that can generate a significant amount of sales.

10-12 MONTHS

TechApp Solutions is hopeful that during this period we will launch the initial versions of our mobile and PC-based software applications for public sale on our website.  We will continue to analyze online marking efforts and make necessary changes for increasing sales.  Updates to the website to increase sales are estimated at $2,000 and the Company has allocated $1,000 from the Sales and Marketing budget and $1,000 from the Wages/Contractor budget to address the plans listed. Future long term plans are  to prepare a detailed two year marketing and software development plan to launch software updates and possibly new software applications on a regular basis after sales warrant growth of this type.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended February 29, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended February 29, 2012.

Item 6. Exhibits

Exhibits: The following exhibits are filed with this report:

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under The Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to 18 U.S.C section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechApp Solutions, Inc.

Date: April 10, 2012	By:	/s/ Karim Rawji
Karim Rawji
Chief Executive Officer and Principal Accounting Officer